Form 10-K/A
period 2002-12-31
REVOLVING HOME EQUITY LOAN ASSET BACKED NOTES SERIES 2002-H
filed 2003-08-07
CIK 1225344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                      Commission file number: 333-97873-06


                                   CWABS, Inc.
                   CWABS Master Trust, Series 2002-H Subtrust,
        Revolving Home Equity Loan Asset Backed Securities, Series 2002-H
             (Exact name of Registrant as specified in its charter)


       Delaware                                          95-4449516
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

c/o  Bank One, National Association
     1 Bank One Plaza, Suite IL1-0126
     Chicago, Illinois                                     60670
-------------------------------------       -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (312) 407-1902
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.) Yes     No  X
                                       ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: Not applicable

     This Form 10-K/A, which hereby amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 previously filed with the Commission (the "Original Form 10-K"), is being filed by the Registrant solely for the purpose of updating the reference to Exhibit 99.3 in Part IV, Item 15(a)(3) and adding Exhibit 99.3 to the Original Form 10-K.

     Part IV, Item 15(a)(3) of the Original Form 10-K is hereby amended by replacing the existing reference to Exhibit 99.3 in its entirety to read as follows:

     Exhibit 99.3: Audited financial statements of Financial Guaranty Insruance Company for the year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CWABS, INC.,
                             CWABS MASTER TRUST, SERIES 2002-H SUBTRUST,
                             REVOLVING HOME EQUITY LOAN ASSET BACKED
                             SECURITIES, SERIES 2002-H

                             By:  Bank One, National Association,
                                  as Trustee*

                             By:  /s/ Barbara Grosse
                                  ------------------
                                  Name: Barbara G. Grosse
                                  Title: Vice President

                             Date:  August 1, 2003





-------------
* This amended report is being filed by the Trustee on behalf of the Trust. The Trust does not have any officers or directors.

                                  EXHIBIT INDEX

                                                                     Sequential
Exhibit  Document                                                   Page Number


99.3 Audited financial statements of Financial Guaranty Insruance Company for the year ended December 31, 2002....................................6